Form 10-Q/A
period 2014-03-31
Trinseo Materials Finance, Inc.; Trinseo Materials Operating S.C. A.
filed 2014-06-13
CIK 1587231, 1587413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-191460

Trinseo Materials Operating S.C.A.	Trinseo Materials Finance, Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Luxembourg	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

98-0663708	46-2429861
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

1000 Chesterbrook Boulevard, Suite 300

Berwyn, Pennsylvania 19312

(610) 240-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Trinseo Materials Operating S.C.A. is a Luxembourg partnership limited by shares. Its shares are not publicly traded and there is no established public trading market for its shares. Trinseo Materials Operating S.C.A.’s corporate capital was represented by 1,528 management shares (actions de commandite) and 2,370,642,128 ordinary shares (actions de commanditaire), all subscribed and fully paid-up. As of May 14, 2014, its shares were held by (i) Styron Holding S.à r.l., a Luxembourg société à responsabilité limitée (private limited liability company), which holds 1,528 ordinary shares, and (ii) Trinseo Materials S.à r.l., a Luxembourg société à responsabilité limitée (private limited liability company), which holds 2,370,640,600 ordinary shares and 1,528 management shares.

The issued and outstanding common stock of Trinseo Materials Finance, Inc. is not publicly traded and there is no established public trading market for its common stock. All of Trinseo Materials Finance, Inc.’s shares are held by Trinseo Materials Operating S.C.A. As of May 14, 2014, there were 1,000 shares of common stock of Trinseo Materials Finance, Inc. issued and outstanding.

EXPLANATORY NOTE

The Registrants are filing this Amendment No. 1 to their Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 14, 2014 (the “Form 10-Q”), for the sole purpose of providing consolidated financial statements and related notes formatted in XBRL (eXtensible Business Reporting Language) format, which are furnished as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL format. Except for the item mentioned above, no other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed to be furnished and not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: June 13, 2014

TRINSEO MATERIALS OPERATING S.C.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John A. Feenan
Name:	John A. Feenan
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: June 13, 2014

TRINSEO MATERIALS FINANCE, INC.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John A. Feenan
Name:	John A. Feenan
Title:	Executive Vice President, Chief Financial Officer and Interim Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

101	INS — XBRL Instance Document

101	SCH — XBRL Taxonomy Extension Schema Document

101	CAL — XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF — XBRL Taxonomy Extension Definition Linkbase Document

101	LAB — XBRL Taxonomy Extension Label Linkbase Document

101	PRE — XBRL Taxonomy Extension Presentation Linkbase Document